Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2020-C7
filed 2022-03-16
CIK 1812604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The Inland Self Storage Michigan Portfolio Mortgage Loan, the Weston South Carolina Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, which constituted approximately 6.2%, 6.1% and 5.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Inland Self Storage Michigan Portfolio Mortgage Loan, the Weston South Carolina Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 650 Madison Avenue Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The 650 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 650 Madison Avenue Mortgage Loan, twenty-two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD Commercial Mortgage Trust 2019-650M transaction (the “MAD 2019-650M Transaction”). This loan combination, including the 650 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2019-650M Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Parkmerced Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The Parkmerced Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Parkmerced Mortgage Loan, eight other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MRCD 2019-PARK Mortgage Trust transaction (the “MRCD 2019-PARK Transaction”). This loan combination, including the Parkmerced Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MRCD 2019-PARK Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the F5 Tower Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date.  The F5 Tower Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the F5 Tower Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2020-C6 transaction, Commission File Number 333-226850-05 (the “BBCMS 2020-C6 Transaction”). This loan combination, including the F5 Tower Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2020-C6 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 525 Market Street Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The 525 Market Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 525 Market Street Mortgage Loan, ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MKT 2020-525M Mortgage Trust transaction (the “MKT 2020-525M Transaction”). This loan combination, including the 525 Market Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MKT 2020-525M Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Cove at Tiburon Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date.  The Cove at Tiburon Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Cove at Tiburon Mortgage Loan, one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2020-COVE transaction (the “SGCMS 2020-COVE Transaction”). This loan combination, including The Cove at Tiburon Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2020-COVE Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Acuity Portfolio Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The Acuity Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Acuity Portfolio Mortgage Loan, four other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CFK Trust 2020-MF2 transaction (the “CFK 2020-MF2 Transaction”). This loan combination, including the Acuity Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CFK 2020-MF2 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Situs Holdings, LLC is the special servicer of the 525 Market Street Mortgage Loan.  This mortgage loan constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  Situs Holdings, LLC is an affiliate of Rialto Real Estate Fund IV – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.

Citibank, N.A. is the custodian of the Acuity Portfolio Mortgage Loan and the 650 Madison Avenue Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB, relating to the maintenance of collateral or security on pool assets as required by trust and servicing agreement for the CFK 2020-MF2 Transaction and the trust and servicing agreement for the MAD 2019-650M Transaction and the safeguarding of pool assets and related documents as required by the trust and servicing agreement for the CFK 2020-MF2 Transaction and the trust and servicing agreement for the MAD 2019-650M Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

AEGON USA Realty Advisors, LLC is the special servicer of The Cove at Tiburon Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Cove at Tiburon Mortgage Loan from January 1, 2021 to May 18, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Greystone Servicing Company LLC is the special servicer of The Cove at Tiburon Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Cove at Tiburon Mortgage Loan from May 19, 2021 to December 31, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the 525 Market Street Mortgage Loan, the One Stockton Mortgage Loan, the Vernon Tower Mortgage Loan and The Cove at Tiburon Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Acuity Portfolio Mortgage Loan and the 650 Madison Avenue Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include The Cove at Tiburon Mortgage Loan, the F5 Tower Mortgage Loan and the 650 Madison Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the F5 Tower Mortgage Loan, Pentalpha Surveillance LLC, as operating advisor of the F5 Tower Mortgage Loan, and LNR Partners, LLC, as special servicer of the 650 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of The Cove at Tiburon Mortgage Loan prior to May 19, 2021 and Greystone Servicing Company LLC as special servicer of The Cove at Tiburon Mortgage Loan on and after May 19, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC, as special servicer of The Cove at Tiburon Mortgage Loan prior to May 19, 2021, Greystone Servicing Company LLC as special servicer of The Cove at Tiburon Mortgage Loan on and after May 19, 2021, Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the F5 Tower Mortgage Loan, and LNR Partners, LLC, as special servicer of the 650 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       KeyBank National Association, as Primary Servicer

33.11       KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.10)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the Inland Self Storage Michigan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.10)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Weston South Carolina Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.1)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.7)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.10)

33.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.35       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.10)

33.36       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.10)

33.37       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.5)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.6)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 33.1)

33.48       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

33.49       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 33.7)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 33.1)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 33.6)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 33.7)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.2)

33.62       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 33.5)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 33.6)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 33.7)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 33.1)

33.68       AEGON USA Realty Advisors, LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan prior to May 19, 2021 (Omitted. See Explanatory Notes.)

33.69       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan on and after May 19, 2021 (Omitted. See Explanatory Notes.)

33.70       Wilmington Trust, National Association, as Trustee of The Cove at Tiburon Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of The Cove at Tiburon Mortgage Loan (see Exhibit 33.5)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 33.7)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.74       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.10)

33.75       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.10)

33.76       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 33.33)

33.77       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 33.34)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       KeyBank National Association, as Primary Servicer

34.11       KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.10)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the Inland Self Storage Michigan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.10)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Weston South Carolina Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.1)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.7)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.10)

34.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.35       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.10)

34.36       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.10)

34.37       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.5)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.6)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 34.1)

34.48       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

34.49       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 34.7)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 34.1)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 34.6)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 34.7)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.2)

34.62       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 34.5)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 34.6)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 34.7)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 34.1)

34.68       AEGON USA Realty Advisors, LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan prior to May 19, 2021 (Omitted. See Explanatory Notes.)

34.69       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan on and after May 19, 2021 (Omitted. See Explanatory Notes.)

34.70       Wilmington Trust, National Association, as Trustee of The Cove at Tiburon Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of The Cove at Tiburon Mortgage Loan (see Exhibit 34.5)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 34.7)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.74       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.10)

34.75       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.10)

34.76       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 34.33)

34.77       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 34.34)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 35.4)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 35.4)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.4)

35.13       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.4)

35.15       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.4)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 35.1)

35.19       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 35.2)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 35.1)

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan prior to May 19, 2021 (Omitted. See Explanatory Notes.)

35.26       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan on and after May 19, 2021 (Omitted. See Explanatory Notes.)

35.27       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 35.4)

35.28       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 35.4)

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

Date: March 16, 2022