Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2020-C7
filed 2023-03-14
CIK 1812604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Inland Self Storage Michigan Portfolio Mortgage Loan, the Weston South Carolina Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, which constituted approximately 6.2%, 6.1% and 5.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Inland Self Storage Michigan Portfolio Mortgage Loan, the Weston South Carolina Industrial Portfolio Mortgage Loan or the ExchangeRight Net Leased Portfolio 32 Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Inland Self Storage Michigan Portfolio Mortgage Loan, the Weston South Carolina Industrial Portfolio Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Cove at Tiburon Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date.  The Cove at Tiburon Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Cove at Tiburon Mortgage Loan, one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2020-COVE transaction (the “SGCMS 2020-COVE Transaction”). This loan combination, including The Cove at Tiburon Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2020-COVE Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan and the Acuity Portfolio Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the 525 Market Street Mortgage Loan, the One Stockton Mortgage Loan, the Vernon Tower Mortgage Loan and The Cove at Tiburon Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Parkmerced Mortgage Loan, the F5 Tower Mortgage Loan, the 525 Market Street Mortgage Loan, the One Stockton Mortgage Loan, the Vernon Tower Mortgage Loan, The Cove at Tiburon Mortgage Loan, the 650 Madison Avenue Mortgage Loan and the Acuity Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 650 Madison Avenue Mortgage Loan, the F5 Tower Mortgage Loan and The Cove at Tiburon Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the F5 Tower Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the F5 Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the F5 Tower Mortgage Loan and Greystone Servicing Company LLC as special servicer of The Cove at Tiburon Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.4           Pooling and Servicing Agreement, dated as of February 1, 2020, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

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

4.10         Co-Lender Agreement, dated as of February 26, 2020, by and among Barclays Bank PLC, as Note A-1 Holder and Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Initial Note A-8 Holder and Initial Note B-1 Holder, Goldman Sachs Bank USA, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-9 Holder and Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-10 Holder and Initial Note B-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of February 12, 2020, by and between Societe Generale Financial Corporation, as Initial Note A-1A Holder, Societe Generale Financial Corporation, as Initial Note A-1B Holder, Societe Generale Financial Corporation, as Initial Note A-1C Holder, and Societe Generale Financial Corporation, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

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

4.17         Agreement Between Noteholders, dated as of November 26, 2019, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-4 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder and Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder and Initial Note A-6 Holder, BMO Harris Bank N.A., as Initial Note A-7 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, Goldman Sachs Bank USA, as Initial Note B-2 Holder, Barclays Capital Real Estate Inc., as Initial Note B-3 Holder, and BMO Harris Bank N.A., as Initial Note B-4 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of February 4, 2020, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

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

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         KeyBank National Association, as Primary Servicer

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.8)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the Inland Self Storage Michigan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.17       KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

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

33.20       Wells Fargo Bank, National Association, as Custodian of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.25       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.7)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.8)

33.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.35       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.8)

33.36       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.5)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.6)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.43       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 33.5)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.48       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

33.49       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 33.7)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.55       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 33.6)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 33.7)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.62       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 33.5)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 33.6)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 33.7)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 33.1)

33.68       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan

33.69       Wilmington Trust, National Association, as Trustee of The Cove at Tiburon Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of The Cove at Tiburon Mortgage Loan (see Exhibit 33.5)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.73       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.8)

33.74       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.8)

33.75       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 33.33)

33.76       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 33.34)

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

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         KeyBank National Association, as Primary Servicer

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.8)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the Inland Self Storage Michigan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.17       KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

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

34.20       Wells Fargo Bank, National Association, as Custodian of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.25       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.7)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.8)

34.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.35       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.8)

34.36       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.5)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.6)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.43       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 34.5)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.48       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

34.49       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 34.7)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.55       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 34.6)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 34.7)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.62       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 34.5)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 34.6)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 34.7)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 34.1)

34.68       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan

34.69       Wilmington Trust, National Association, as Trustee of The Cove at Tiburon Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of The Cove at Tiburon Mortgage Loan (see Exhibit 34.5)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.73       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.8)

34.74       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.8)

34.75       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 34.33)

34.76       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 34.34)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         KeyBank National Association, as Primary Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 35.5)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Inland Self Storage Michigan Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         KeyBank National Association, as Primary Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 35.5)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.5)

35.13       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.5)

35.15       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.5)

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

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 35.2)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 35.1)

35.25       Greystone Servicing Company LLC, as Special Servicer of The Cove at Tiburon Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 35.5)

35.27       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 35.5)

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

99.3         Mortgage Loan Purchase Agreement, dated as of June 12, 2020, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2020 under Commission File No. 333-226850-06 and incorporated by reference herein).

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

Date: March 14, 2023