Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2020-C7
filed 2024-03-14
CIK 1812604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

With respect to the pari passu loan combinations that include the 650 Madison Avenue Mortgage Loan, the F5 Tower Mortgage Loan and The Cove at Tiburon Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the F5 Tower Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the F5 Tower Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the F5 Tower Mortgage Loan and Greystone Servicing Company LLC as special servicer of The Cove at Tiburon Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.7)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.8)

33.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

33.32       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

33.33       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.35       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.36       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.8)

33.37       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 33.8)

33.38       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 33.5)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 33.6)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 33.5)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 33.1)

33.49       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

33.50       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 33.5)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 33.7)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 33.1)

33.55       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 33.2)

33.56       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 33.5)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 33.6)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 33.7)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.1)

33.62       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 33.2)

33.63       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 33.6)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 33.7)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 33.1)

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

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 33.7)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.74       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.8)

33.75       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 33.8)

33.76       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 33.34)

33.77       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 33.35)

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

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.7)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.30       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.8)

34.31       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

34.32       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

34.33       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.35       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.36       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.8)

34.37       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 34.8)

34.38       Wells Fargo Bank, National Association, as Trustee of the Parkmerced Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Parkmerced Mortgage Loan (see Exhibit 34.5)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Parkmerced Mortgage Loan (see Exhibit 34.6)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Trustee of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the F5 Tower Mortgage Loan (see Exhibit 34.5)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 34.1)

34.49       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

34.50       Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 34.5)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 34.7)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 34.1)

34.55       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 34.2)

34.56       Wilmington Trust, National Association, as Trustee of the One Stockton Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the One Stockton Mortgage Loan (see Exhibit 34.5)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the One Stockton Mortgage Loan (see Exhibit 34.6)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stockton Mortgage Loan (see Exhibit 34.7)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.1)

34.62       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 34.2)

34.63       Wilmington Trust, National Association, as Trustee of the Vernon Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Vernon Tower Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Vernon Tower Mortgage Loan (see Exhibit 34.6)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vernon Tower Mortgage Loan (see Exhibit 34.7)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 34.1)

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

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of The Cove at Tiburon Mortgage Loan (see Exhibit 34.7)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.74       KeyBank National Association, as Primary Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.8)

34.75       KeyBank National Association, as Special Servicer of the Acuity Portfolio Mortgage Loan (see Exhibit 34.8)

34.76       Citibank, N.A., as Trustee and Custodian of the Acuity Portfolio Mortgage Loan (see Exhibit 34.34)

34.77       U.S. Bank National Association, as Servicing Function Participant of the Acuity Portfolio Mortgage Loan (see Exhibit 34.35)

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

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Weston South Carolina Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.5)

35.13       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

35.14       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Primary Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.5)

35.16       KeyBank National Association, as Special Servicer of the Parkmerced Mortgage Loan (see Exhibit 35.5)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the F5 Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 35.1)

35.20       Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the One Stockton Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the One Stockton Mortgage Loan (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Vernon Tower Mortgage Loan (see Exhibit 35.2)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of The Cove at Tiburon Mortgage Loan (see Exhibit 35.1)

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

Date: March 14, 2024